Form 10-K
period 2008-12-31
SCN Holdings Inc/AZ
filed 2009-03-31
CIK 1448239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   For the fiscal year ended December 31, 2008
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
           For the transition period from ____________ to ___________

                        Commission File Number 000-53472

                                SCN HOLDINGS, INC
             (Exact name of registrant as specified in its charter)

           Nevada                                            N/A
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                 40 Matthews Street, Suite 101, Goshen NY, 10924
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (516) 983-5321

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                          Common Stock, $.001 par value

     Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     The aggregate marker value of the voting and non-voting common equity held by non-affiliates:

     Not applicable.

     On March 30, 2009, 10,000,000 shares of the Registrant's common stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----

PART I

Item 1.  Business                                                              4
Item 2.  Properties                                                            8
Item 3.  Legal Proceedings                                                     8
Item 4.  Submission of Matters to a Vote of Security Holders                   8

PART II

Item 5.  Market For Common Equity and Related Stockholder Matters and
         Issuer Purchases of Equity Securities                                 8
Item 6.  Selected Financial Data                                               9
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                9
Item 7A. Quantitative and Qualitative Disclosures About Market Risk           11
Item 8.  Financial Statements and Supplementary Data                          11
Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                21
Item 9A. Controls and Procedures                                              21
Item 9B. Other Information                                                    22

PART III

Item 10. Directors, Executive Officers and Corporate Governance               22
Item 11. Executive Compensation                                               24
Item 12. Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters                                         25
Item 13  Certain Relationships and Related Transactions, and Director
          Independence                                                        25
Item 14. Principal Accounting Fees and Services                               25

PART IV

Item 15. Exhibits, Financial Statement Schedules                              26

                              CAUTIONARY STATEMENT

     This Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the statements contained in this Form 10-K for SCN Holdings, Inc. ("Company") discuss future expectations, contain projections of results of operation or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions.

     Management expresses its expectations, beliefs and projections in good faith and believes the expectations reflected in these forward-looking statements are based on reasonable assumptions; however, Management cannot assure current stockholders or prospective stockholders that these expectations, beliefs and projections will prove to be correct. Such forward-looking statements reflect the current views of Management with respect to the Company and anticipated future events.

     Management cautions current stockholders and prospective stockholders that such forward-looking statements, including, without limitation, those relating to the Company's future business prospects, demand for its products, revenues, capital needs, expenses, development and operation costs, wherever they occur in this Form 10-K, as well as in the documents incorporated by reference herein, are not guarantees of future performance or results, but are simply estimates reflecting the best judgment of Management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by such forward-looking statements.

      Important factors that may cause actual results to differ from projections include, for example:

     * the success or failure of management's efforts to implement their business strategy;

     * the ability of the Company to raise sufficient capital to meet operating requirements;

     * the uncertainty of consumer demand for our products, services and technologies;

     * the ability of the Company to protect its intellectual property rights;

     *    the  ability  of  the  Company  to  compete  with  major   established
          companies;

     *    the effect of changing economic conditions;

     *    the ability of the Company to attract and retain quality employees;

     *    the current global recession and financial uncertainty; and

     *    other risks which may be described in future filings with the SEC.

     Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS.

(A) BUSINESS DEVELOPMENT

     SCN Holdings Inc. ("we", "us", "our", the "Company" or the "Registrant") was incorporated in the State of Nevada on October 6, 2008. The Company has been in the developmental stage since inception and has conducted virtually no business operations, other than organizational activities and preparation of our previously filed registration statement on Form 10-12G. The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

(B) BUSINESS OF ISSUER

     The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission ("SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, ("Exchange Act") and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended ("Securities Act"), the Company also qualifies as a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

     The Company was organized to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market such as the New York Stock Exchange (or NYSE), NASDAQ, American Stock Exchange (or AMEX), and the OTC Bulletin Board, and, as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent that desires to employ our funds in its business. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

PERCEIVED BENEFITS

     There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

     * the ability to use registered securities to make acquisitions of assets or businesses;

     *    increased visibility in the financial community;

     *    the facilitation of borrowing from financial institutions;

     *    improved trading efficiency;

     *    shareholder liquidity;

     *    greater ease in subsequently raising capital;

     * compensation of key employees through stock options for which there may be a market valuation;

     *    enhanced corporate image; and

     *    a presence in the United States capital market.

POTENTIAL TARGET COMPANIES

     A business entity, if any, which may be interested in a business combination with the Company may include the following:

     * a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

     * a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

     * a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

     * a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

     * a foreign company which may wish an initial entry into the United States securities market;

     * a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and

     * a company seeking one or more of the other perceived benefits of becoming a public company.

     The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. The Company has unrestricted flexibility in seeking, analyzing and anticipating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

     * potential for growth, indicated by new technology, anticipated market expansion or new products;

     * competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

     * strength and diversity of management, either in place or scheduled for recruitment;

     * capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

     * the cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

     *    the extent to which the business opportunity can be advanced;

     * the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

     *    other relevant factors.

     In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.

     Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

(C) FORM OF ACQUISITION

     The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended ("Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

     The present stockholders of the Company will likely not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and new directors may be appointed without any vote by stockholders.

     In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

     We presently have no employees apart from our management. Our officer and sole director is engaged in outside business activities and anticipates he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS

     The Company's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 ("1934 Act"). As a result of such registration, the Company is subject to Regulation 14A of the "1934 Act," which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

     The Company is also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis, and will be required to disclose certain events in a timely manner, (e.g. changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     WE WILL BE SUBJECT TO THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT. IF WE ARE UNABLE TO TIMELY COMPLY WITH SECTION 404 OR IF THE COSTS RELATED TO COMPLIANCE ARE SIGNIFICANT, OUR PROFITABILITY, STOCK PRICE AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

     The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2008 fiscal year. This section also requires that our independent registered public accounting firm opine on those internal controls and management's assessment of those controls. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Section 8A).

     We believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to comply with the requirement of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations and the future fillings of our Company could be materially adversely affected.

     Aside from required compliance with federal and state securities laws, regulations and rules, and federal, state and local tax laws, regulations and rules, the Company is not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on the business of the Company.

DEPENDENCE ON KEY EMPLOYEES AND NEED FOR ADDITIONAL MANAGEMENT AND PERSONNEL

      The Company is heavily dependent on the ability of our President, Glenn Hall, who has contributed essential management experience to our business. The Company will be dependent upon Mr. Hall to recruit good management for the Company.

      In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and employees, as well as the continued service of its key management personnel and its ability to identify, hire, and retain additional qualified personnel. There can be no assurance that the Company will be able to recruit such qualified personnel to enable it to conduct its proposed business successfully.

INTELLECTUAL PROPERTY RIGHTS

     The Company presently holds no intellectual property rights. The Company intends to seek copyright and trademark protection of its trade names and products as necessary in the future.

EMPLOYEES

      As of March 30, 2009, we had one full time employee, Glenn Hall, who is our President and Chief Executive Officer. We believe that our relations with our employee are good. Our employee is not represented by a union or covered by a collective bargaining agreement.

CHANGE IN CONTROL

     On September 22, 2008, our sole shareholder, Shareholder Advocates, LLC, sold 10,000,000 shares of our common stock (or 100% of our outstanding common stock) to Legend and Marx, Inc., resulting in a change of control of our Company.

REPORTS TO SECURITY HOLDERS

      The public may view and obtain copies of the Company's reports, as filed with the Securities and Exchange Commission, at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Additionally, copies of the Company's reports are available and can be accessed and downloaded via the internet on the SEC's internet site at http://www.sec.gov.

ITEM 2. PROPERTIES.

     The Company does not own any real estate and does not lease any real estate.

ITEM. 3 LEGAL PROCEEDINGS.

      The Company is not the subject of any pending legal proceedings to the knowledge of management, nor is there any presently contemplated against the Company by any federal, state, or local government agency. Further, to the knowledge of management, no director or executive officer is a party to any action in which his interest is adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2008.

                              PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     As of the date of this Annual Report and since the Company's inception, the Company's Common Stock has not been quoted or traded on any stock exchange or quotation bureau and no public market for our common stock has developed.

        If and when it trades, our common stock may be considered a "penny stock." The application of the "penny stock" rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares. The Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.

     Shareholders should be aware that, according to SEC Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

     Our management is aware of the abuses that have occurred historically in the penny stock market.

HOLDERS

     As of March 30, 2009, there was one shareholder of record of the Company's Common Stock. We had no holders of our preferred stock on such date.

DIVIDENDS

     The Company has not declared any cash dividends with respect to its common stock or preferred stock during the last two fiscal years and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting or that are likely to limit the Company's ability to pay dividends on its outstanding securities.

RECENT ISSUANCE OF UNREGISTERED SECURITIES

     In the fourth quarter of our 2008 fiscal year, the Company issued 10,000,000 shares of our common stock to Shareholder Advocates, LLC in consideration of the payment by such shareholder of incorporation fees, annual resident agent fees and developing our business concept and plan. The shares were issued at fair value of such cash payments and services, which happened to par value of $.001 per share.

     The Company did not utilize or engage a principal underwriter in connection with any of the above securities transactions. Management believes the above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CAUTIONARY FORWARD - LOOKING STATEMENT

     The following discussion should be read in conjunction with our financial statements and related notes.

     Information included or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties.

     The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

     The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by Mr. Glenn Hall, our sole director, officer and stockholder, or another source.

During the next 12 months we anticipate incurring costs related to:

     (i)  filing of Exchange Act reports, and

     (ii) costs relating to consummating an acquisition.

     We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

     Our sole officer and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

     Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

     The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

OFF-BALANCE SHEET ARRANGEMENTS

     We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                SCN HOLDINGS INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                       12

Balance Sheet as of December 31, 2008                                         13

Statement of Operations for the period of October 6, 2008 (inception)
to December 31, 2008                                                          14

Statement of Changes in Stockholders' Equity (Deficit) for the period
of October 6, 2008 (inception) to December 31, 2008                           15

Statement of Cash Flows for the period of October 6, 2008 (inception)
to December 31, 2008                                                          16

Notes to Financial Statements                                                 17

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
SCN Holdings, Inc.

We have audited the accompanying balance sheet of SCN Holdings, Inc. (a development stage company) as of December 31, 2008, and the related statement of operations, changes in stockholders' equity (deficit), and cash flow for the period from October 6, 2008 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCN Holdings, Inc. as of December 31, 2008, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ M&K CPAS, PLLC
-----------------------------------
www.mkacpas.com
Houston, Texas
March 30, 2009

                                SCN Holdings Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                                                      As of
                                                                   December 31,
                                                                       2008
                                                                     --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                               $     --
                                                                     --------

Total current assets                                                       --
                                                                     --------

      TOTAL ASSETS                                                   $     --
                                                                     ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES                                                  $     --
                                                                     --------

Total current liabilities                                                  --
                                                                     --------

      TOTAL LIABILITIES                                                    --
                                                                     --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.001 par value, 10,000,000 shares
   authorized; none issued and outstanding)                                --
  Common stock ($.001 par value, 100,000,000 shares
   authorized; 10,000,000 shares issued and outstanding)               10,000
  Deficit accumulated during development stage                        (10,000)
                                                                     --------

Total Stockholders' equity (deficit)                                       --
                                                                     --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)             $     --
                                                                     ========


                        See Notes to Financial Statements

                                SCN Holdings Inc.
                          (A Development Stage Company)
                             Statement of Operations

                                                               Cumulative from
                                                                  Inception
                                                            (October 6, 2008) to
                                                                 December 31,
                                                                    2008
                                                                 -----------
REVENUES
  Revenues                                                       $        --
                                                                 -----------

Total revenues                                                            --

GENERAL & ADMINISTRATIVE EXPENSES
  Organization and related expenses                                   10,000
                                                                 -----------

Total general & administrative expenses                               10,000
                                                                 -----------

Net loss                                                         $   (10,000)
                                                                 ===========

Basic loss per share                                             $     (0.00)
                                                                 ===========

Weighted average number of common shares outstanding              10,000,000
                                                                 ===========


                        See Notes to Financial Statements

                                SCN Holdings Inc.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
              From Inception (October 6, 2008) to December 31, 2008

                                                                               Deficit
                                                                             Accumulated
                                   Common                      Additional      During          Total
                                   Stock           Common       Paid-in      Development    Stockholders'
                                   Amount          Stock        Capital        Stage          Equity
                                   ------          -----        -------        -----          ------
October 6, 2008 (inception)

Shares issued for services at
 $.001 per share                 10,000,000      $ 10,000      $     --      $      --       $  10,000

Net loss for the  period                 --            --            --        (10,000)        (10,000)
                                 ----------      --------      --------      ---------       ---------

Balance, October 8, 2008         10,000,000      $ 10,000      $     --      $ (10,000)      $      --
                                 ==========      ========      ========      =========       =========


                        See Notes to Financial Statements

                                SCN Holdings Inc.
                          (A Development Stage Company)
                             Statement of Cash flows

                                                               Cumulative from
                                                                  Inception
                                                            (October 6, 2008) to
                                                                 December 31,
                                                                    2008
                                                                  --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(10,000)
  Adjustments to reconcile net loss to net
   cash (used) by operating activities
      Stock issued for services                                     10,000
                                                                  --------

Net cash used by operating activities                                   --

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities                     --
                                                                  --------

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities                               --
                                                                  --------

Net increase (decrease) in cash                                         --

Cash at beginning of period                                             --
                                                                  --------

Cash at end of period                                             $     --
                                                                  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                   $     --
                                                                  ========

  Income taxes paid                                               $     --
                                                                  ========


                        See Notes to Financial Statements

                                SCN Holdings Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

SCN Holdings Inc. (the "COMPANY") was incorporated under the laws of the State of Nevada on October 6, 2008 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "DEVELOPMENT STAGE COMPANY" as set forth in Financial Accounting Standards Board Statement No. 7 ( "SFAS 7" ). Among the disclosures required by SFAS 7, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception. The Company has elected a fiscal year ending on December 31.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS 157") that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of SFAS No. 157 did not have a material effect on the Company's consolidated financial statements as reflected herein. The carrying amounts of cash, accounts receivable, accounts payable, loan payable and convertible debentures reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting standards No. 109 (SFAS 109), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended December 31, 2008.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128,"EARNINGS PER SHARE", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No.128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No.128 effective October 6, 2008 (inception).

Basic loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Board Statement No. 128, "Earnings per Share". Common stock equivalents are not used in the computation of loss per share as their effect would be antidilutive.

IMPACT OF NEW ACCOUNTING STANDARDS

NEW ACCOUNTING STANDARDS NOT YET ADOPTED
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations - Revised 2007". SFAS 141(R) provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141(R) to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3. INCOME TAXES

At December 31, 2008, the Company had a federal operating loss carryforward of $0, which begins to expire in 2028. Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2008:

                                                           2008
                                                         -------
              Deferred tax assets:
                Net operating loss carryforward          $    --
                Stock-based compensation                   3,500
                                                         -------
                                                           3,500

              Less: Valuation Allowance                   (3,500)
                                                         -------
                                                         $    --
                                                         =======

The valuation allowance for deferred tax assets as of December 31, 2008 was $3,500. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of October 8, 2008, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate for the period ended December 31,2008 is as follows:

                                                          2008
                                                         ------

              Federal statutory tax rate                  (35.0)%
              Change in valuation allowance                35.0%
                                                         ------

              Effective tax rate                            0.0%
                                                         ======

NOTE 4. GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 5. SHAREHOLDER'S EQUITY

Upon formation, the Board of Directors issued 10,000,000 shares of common stock for $10,000 in services rendered by a consulting firm for funding organizational start-up costs.

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2008:

     *    Common  stock,  $0.001  par  value:   100,000,000  shares  authorized;
          10,000,000 shares issued and outstanding.

     * Preferred stock, $0.001 par value: 10,000,000 shares authorized; with zero (0) shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b) Management's Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

     1. As of December 31, 2008, we did not maintain effective controls over the control environment. Specifically, as of December 31, 2008, we do not have a written code of business conduct and ethics that governs the Company's employees, officers and directors. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

     2. As of December 31, 2008, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness. s of December 31, 2008, we did not maintain effective controls over financial reporting which resulted in the

     3. Aestatement of several previous financial statements. Specifically, controls were not designed and in place ro ensure that majority-owned subsidiaries and complex convertible instruments were properly reflected in our tinancial statements. Accordingly, management has determined that this control deficiency constitutes a faterial weakness. m

     Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

(c) Changes in Internal Control over Financial Reporting

     No change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     Our executive officers are elected by the board of directors and serve at the discretion of the board. Our current director will serve until the next annual shareholders' meeting or until their successor has been duly elected and qualified. The following table sets forth certain information regarding our current director and executive officer:

IDENTITY OF DIRECTORS AND EXECUTIVE OFFICERS AS OF MARCH 31, 2009

  Name           Director Since     Age                Position
  ----           --------------     ---                --------

Glenn Hall      October 7, 2008     55       President, Chief Executive Officer,
                                             Chief Financial Officer, Secretary,
                                             Treasurer and Director

     Glenn Hall, age 55, has been the President, Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Company since its inception on October 7, 2008. For the past three years, Mr. Hall has consulted several entrepreneurial companies in respect to corporate formation, business reorganization and business development.

DIRECTORSHIPS

     No Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to Section 12 of the 1934 Act or subject to the requirements of Section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

SIGNIFICANT EMPLOYEES

     No other significant employees exist.

FAMILY RELATIONSHIPS

     There are no family relationships between any officer, director or person who will be nominated to serve on our Board of Directors.

COMPENSATION OF DIRECTORS

     During 2008, we did not compensate our Directors for serving on our Board of Directors.

     There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     During the past five years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

     1. had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     2. was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     3.   was  subject  to any  order,  judgment  or  decree,  not  subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

          (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
          (ii) Engaging in any type of business practice; or
          (iii)Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

     4. was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph
          (3) (i), above, or to be associated with persons engaged in any such activity; or

     5. was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

AUDIT COMMITTEE FINANCIAL EXPERT AND IDENTIFICATION OF AUDIT COMMITTEE

     Our board of directors acts as our audit committee. No member of our board of directors is an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-K promulgated under the Securities Act of 1933, as amended. Our board of directors concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert" would be outweighed by the costs of retaining such a person.

SECTION 16 (a) BENEFICIAL OWNERSHIP COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

     Our President and Director, Glenn Hall is delinquent in filing his Form 3 that was due in October 2008. Our current shareholder, Legend and Marx, LLC is delinquent in filing its Form 3 that was due in October 2008.

CODE OF ETHICS

     The Company has not adopted a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

     The Company's officer and director has not received any compensation for services rendered to the Company. No compensation has been accrued for any officer, director or employee of the Company since its inception on October 6, 2008.

EMPLOYMENT CONTRACTS

     None.

OTHER CONTRACTS

     None.

OPTION/SAR GRANTS TABLE

     There were no stock options/SARS granted under the Company's stock option plans to executive officers and directors during fiscal 2008.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     There were no exercises of stock options/SAR by executive officers during fiscal 2008.

LONG-TERM INCENTIVE PLAN AWARDS

     There were no long-term incentive plan awards made in the last two fiscal years.

REPRICING OPTIONS

     During the fiscal year ended December 31, 2008, the Company did not reprice any stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     To our knowledge, the following table sets forth, as of March 30, 2008, information regarding the ownership of our common stock by:

     *    Persons who own more than 5% of our common stock

     *    each of our directors and each of our executive officers; and

     *    all directors and executive officers as a group.

(a) Security Ownership of Certain Beneficial Owners

                                                     Amount and
                                                     Nature of
   Name and Address             Title Of             Beneficial     Percent of
 of Beneficial Owner              Class                 Owner          Class
 -------------------              -----                 -----          -----

Legend and Marx LLC            Common Stock          10,000,000        100%
40 Matthews Street
Goshen, NY 10924

1. Glenn Hall is the beneficial owner of the shares held by Legend and Marx LLC.

(b) Security Ownership of Management

     No shares of our common stock are beneficially held by any member of our management or board of directors.

(c) We do not have any outstanding stock options or warrants.

     There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require shareholder approval.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.

     During 2008, the Company had no formal or standard compensation arrangement with members of its Board of Directors. During 2008 and as of the date of this annual report, the Company's director, Glenn Hall, was and is not an independent director. There were no related party transactions during 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

        The Company has signed an engagement of M&K CPAS to serve as the independent accounting firm responsible for auditing our financial statements for the fiscal year ended December 31, 2008.

     (1) Audit Fees. During the fiscal year ended December 31, 2008, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for 2008, was $2,000.

     (2) Audit-Related Fees. During fiscal year ended December 31, 2008, our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (1) above.

     (3) Tax Fees. Our auditors did not provide tax compliance, tax advice, or tax planning advice during the fiscal year ended December 31, 2008.

     (4) All Other Fees. None.

     (5) Audit Committee's Pre-Approval Policies and Procedures.

     Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Principal Accountants are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     * approved by our audit committee (which consists of our entire board of directors); or

     * entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

     The  board  of  directors   pre-approves  all  services   provided  by  our
independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

     The board of directors has considered the nature and amount of fees billed by our principal accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our principal accountants' independence.

     During the 2008 fiscal year, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1) Financial Statements

     Financial statements for SCN Holdings, Inc. listed in the Index to Financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report.

(2) Financial Statement Schedule

     Financial Statement Schedule for SCN Holdings, Inc. listed in the Index to financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report.

(3) See the "Index to Exhibits" set forth below.

     (b) See Exhibit Index below for exhibits required by Item 601 of Regulation S-K

                                  EXHIBIT INDEX

     List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B.

Exhibit                                 Description
-------                                 -----------

3 (i) (1)*    Articles of Incorporation filed with the Secretary of State of
              Nevada  on  October  6,  2008   (Exhibit  3.1  to  the   Company's
              Registration Statement on Form 10 filed with the Commission on October 22, 2008).

3(ii)* By-laws of the Company (Exhibit 3.2 to the Company's Registration Statement on Form 10 filed with the Commission on October 22, 2008).

21**          Subsidiaries of the Company

31.1** Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2**        Certification of Principal Financial Officer Pursuant to 18 U.S.C.
              Section 1350

32.1**        906 Certification of Principal Executive Officer

32.2**        906 Certification of Principal Financial Officer

----------
*  Exhibits incorporated herein by reference. Previously filed.
** Filed herewith

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SCN Holdings, Inc.


Dated: March 31, 2009                      /s/ Glenn Hall
                                           -------------------------------------
                                      By:  Glenn Hall
                                      Its: President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 31, 2009                      /s/  Glenn Hall
                                           -------------------------------------
                                      By:   Glenn Hall
                                      Its:  President, Chief Executive Officer,
                                            Chief Financial Officer, Secretary,
                                            Treasurer and Director
                                            (Principal Executive Officer)